Form 10-K
period 2007-12-31
Banc of America Commercial Mortgage Inc., Series 2007-1
filed 2008-03-27
CIK 1389149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-130755-06

Banc of America Commercial Mortgage Trust 2007-1
(Exact name of issuing entity as specified in its charter)

Banc of America Commercial Mortgage Inc.
(Exact name of registrant/depositor as specified in its charter)

Bank of America, National Association
Eurohypo AG, New York Branch
(Exact name of sponsors as specified in their charters)

New York	32-0237449 32-0237452 64-6227791 64-6227792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 North Tryon Street, NC1-027-22-03, Charlotte, North Carolina 28255
(Address of registrant’s principal executive offices)

(704) 386-8509
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.
Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by this transaction.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction.

No entity or group of affiliated entities provides derivative instruments with an aggregate significance percentage of 10% or more.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to the issuing entity, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Change in Control of Trustee.  Effective October 1, 2007, Bank of America Corporation, parent corporation of Bank of America, N.A. (“Bank of America”) and Banc of America Securities LLC (“BAS”), has acquired ABN AMRO North America Holding Company, parent company of LaSalle Bank Corporation and LaSalle Bank National Association (“LaSalle”), from ABN AMRO Bank N.V. (the “Acquisition”). During the reporting period, LaSalle was the trustee for the certificates offered pursuant to the Prospectus Supplement dated February 15, 2007 (the “Offered Certificates”). Subsequent to the reporting period, U.S. Bank National Association, a national banking association, replaced LaSalle as the trustee although LaSalle has continued to perform custodial and certificate registrar functions and other functions as the trustee's agent under the pooling and servicing agreement. Bank of America is a sponsor and the master servicer with respect to the Offered Certificates.  Its affiliates, Banc of America Commercial Mortgage Inc. and BAS, are also the issuer and an underwriter, respectively, with respect to the Offered Certificates.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with applicable servicing criteria and related public accounting firm attestation reports are attached hereto under Item 15.

The following material instances of non-compliance are identified therein:

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”  (See the 2007 Assessment for the meaning of defined terms in the above quotation.)

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion in the 2007 Assessment that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the year ended December 31, 2007 and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, LaSalle asserts that the errors did not have, and are not reasonably likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Item 1123 of Regulation AB. Servicer Compliance Statement
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of February 1, 2007, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

4.2	First Amendment to Pooling and Servicing Agreement.
31	Rule 13a-14(d)/15d-14(d) Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as a Primary Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as a Primary Servicer
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as a Primary Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as a Primary Servicer
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, LNR Partners, Inc., as Special Servicer
35(c)	Servicer compliance statement, Wells Fargo Bank, N.A., as a Primary Servicer
35(d)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
35(e)	Servicer compliance statement, CWCapital Asset Management LLC, as Special Servicer
99.1
Primary Servicing Agreement, dated as of February 1, 2007, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

99.2
Mortgage Loan Purchase and Sale Agreement dated as of February 1, 2007, incorporated by reference from Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

99.3
Mortgage Loan Purchase and Sale Agreement dated as of February 1, 2007, incorporated by reference from Exhibit 99.3 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

99.4
Mortgage Loan Purchase and Sale Agreement dated as of February 1, 2007, incorporated by reference from Exhibit 99.4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

(b) Not applicable.
(c) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Commercial Mortgage Inc.

Date: March 27, 2008	/s/ Peter J. Cookson
By: Peter J. Cookson
Title: Senior Vice President of Banc of America Commercial Mortgage Inc.
Senior Officer in Charge of Securitization of the Depositor

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of February 1, 2007, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

4.2	First Amendment to Pooling and Servicing Agreement.
31	Rule 13a-14(d)/15d-14(d) Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as a Primary Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as a Primary Servicer
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, Inc., as Special Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as a Primary Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as a Primary Servicer
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, LNR Partners, Inc., as Special Servicer
35(c)	Servicer compliance statement, Wells Fargo Bank, N.A., as a Primary Servicer
35(d)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
35(e)	Servicer compliance statement, CWCapital Asset Management LLC, as Special Servicer
99.1
Primary Servicing Agreement, dated as of February 1, 2007, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

99.2
Mortgage Loan Purchase and Sale Agreement dated as of February 1, 2007, incorporated by reference from Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

99.3
Mortgage Loan Purchase and Sale Agreement dated as of February 1, 2007, incorporated by reference from Exhibit 99.3 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

99.4
Mortgage Loan Purchase and Sale Agreement dated as of February 1, 2007, incorporated by reference from Exhibit 99.4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.